Form 10QSB
period 2000-06-30
ARCADIA INVESTMENTS INC
filed 2000-10-04
CIK 1101094

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 2000

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act for the transition period from ________________ to ____________________

    Commission File Number 000-28535


                            ARCADIA INVESTMENTS, INC.
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)




         Wyoming                                            86-09699
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



                   5505 N. Indian Trail, Tucson, Arizona 85750
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (520) 577-1516
                         ------------------------------
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes         X                 No
                             -

     The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2000 was 1,000,000.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.................................................3

           Condensed Balance Sheets as of September 30, 1999
             and June 30, 2000................................................5

           Condensed Statements of Operations
             for the Three and Nine Month Periods Ended
             June 30, 2000 and 1999...........................................6

           Condensed Statements of Cash Flows
             for the Nine Month Period Ended
             June 30, 2000 and 1999...........................................7

           Notes to Unaudited Condensed Financial Statements..................9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................10


                           PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.....................................................12

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................12

ITEM 5  OTHER INFORMATION.....................................................12


INDEX TO EXHIBITS.............................................................13



                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to Arcadia Investments, Inc., a Wyoming corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as the quarter ended June 30, 2000 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year.



                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                        INDEPENDENT ACCOUNTANTS' REPORT



Arcadia Investments, Inc.
(A Development Stage Company)

     We have reviewed the accompanying balance sheets of Arcadia Investments, Inc. (a development stage company) as of June 30, 2000 and September 30, 1999, and the related statements of operations for the three and nine month periods ended June 30, 2000 and 1999, and cash flows for the nine month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles



                                                  Respectfully submitted



                                                  /s/ Robison Hill & Co.
                                                  Certified Public Accountants

Salt Lake City, Utah
August 13, 2000

                            ARCADIA INVESTMENTS, INC.
                            -------------------------
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                         June 30,  September 30,
                                                            2000         1999
                                                         ----------   ---------

ASSETS: ..........................................       $     --     $    --
                                                         ==========   =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable & Accrued Expenses ..............       $      250   $    --
                                                         ----------   ---------


Stockholders' Equity:
      Common Stock, Par value $.001
         Authorized 100,000,000 shares,
         Issued 1,000,000 Shares at June 30, 2000
         and September 30, 1999 ..................            1,000    1,000
      Paid-In Capital ............................            2,305       75
      Retained Deficit ...........................           (1,075)  (1,075)
         Deficit Accumulated During the ..........           (2,480)       --
                                                         ----------   ---------
         Total Stockholders' Equity ..............             (250)       --
                                                         ----------   ---------


          Total Liabilities and
             Stockholders' Equity ................       $     --     $    --
                                                         ==========   =========

















                 See accompanying notes and accountants' report.

                            ARCADIA INVESTMENTS, INC.
                            -------------------------
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                                   Cumulative since
                                                                                   October 20, 1999
                                         For the Three Months For the Nine Months   Inception of
                                           Ended June 30,       Ended June 30,     Development Stage
                                         --------------------  ------------------  ---------------

                                           2000       1999      2000       1999
Revenues ..............................  $  --     $     --    $  --     $   --    $  --
                                         -------   ----------  -------   --------  -------
Expenses
      General and Administrative ......    1,550         --      2,480       --      2,480
                                         -------   ----------  -------   --------  -------
      Net Loss ........................  $(1,550)  $     --    $(2,480)  $   --    $(2,480)
                                         =======   ==========  =======   ========  =======
Basic & Diluted loss per share ........  $  --     $     --    $  --     $  --
                                         ==========  =======   ========  =======


























                 See accompanying notes and accountants' report.

                            ARCADIA INVESTMENTS, INC.
                            -------------------------
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                           Cumulative Since
                                                                           October 20, 1999
                                                    For the Nine Months      Inception of
                                                      Ended June 30,       Development Stage
                                                  ----------   ----------  -----------------
CASH FLOWS FROM OPERATING ...................        2000        1999

Net Loss ....................................     $   (1,550)  $     --    $ (2,480)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Increase (Decrease) in:
  Accounts Payable & Accrued Expenses .......            250         --         175
                                                  ----------   ----------  --------
  Net Cash Used in operating activities .....         (1,300)        --      (2,305)
                                                  ----------   ----------  --------
CASH FLOWS FROM INVESTING
ACTIVITIES:

Net cash provided by investing activities ...           --           --        --
                                                  ----------   ----------  --------
CASH FLOWS FROM INVESTING
ACTIVITIES:

Capital contributed by shareholder ..........          1,300         --      (2,305)
                                                  ----------   ----------  --------
Net Cash Provided by
  Financing Activities ......................          1,300         --      (2,305)
                                                  ----------   ----------  --------
Net (Decrease) Increase in
  Cash and Cash Equivalents .................           --           --        --
Cash and Cash Equivalents
  at Beginning of Period ....................           --           --        --
                                                  ----------   ----------  --------
Cash and Cash Equivalents
  at End of Period ..........................     $            $           $
                                                  ==========   ==========  ========



Cash paid during the year for:
  Interest ..................................     $     --     $     --    $   --
  Franchise and income taxes$ ...............     $     --     $     --    $    75

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------
None





                 See accompanying notes and accountants' report.

                            ARCADIA INVESTMENTS, INC.
                            -------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
        FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
        -----------------------------------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Arcadia Investments, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

     The unaudited financial statements as of June 30, 2000 and for the three and nine month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Wyoming on August 2, 1996. The Company ceased all operating activities during the period from August 2, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of June 30, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                            ARCADIA INVESTMENTS, INC.
                            -------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
        FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
        -----------------------------------------------------------------
                                   (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCCOUNTING POLICIES
(Continued)

                            Three Months Ended                   Three Months Ended
                              June 30, 2000                        June 30, 1999
                            ------------------                   ------------------
                              Number of       Loss Per                  Number of       Loss
                Loss          Shares          Share        Loss         shares          Per
                (numerator)   (denominator)                (numerator)  (denominator)   Share
                -----------   -------------   ---------    -----------  -------------   -----
Loss to Common
Shareholders        $(1,500)      1,000,000   $    --      $      --        1,000,000   $ --
                -----------   -------------   ---------    -----------  -------------   -----

                             Nine Months Ended                    Nine Months Ended
                                June 30, 2000                      June 30, 1999
                             -----------------                    -----------------

                              Number of       Loss Per                  Number of       Loss
                Loss          Shares          Share        Loss         shares          Per
                (numerator    (denominator)                (numerator)  (denominator)   Share
                ----------    -------------   ---------    -----------  -------------   -----
Loss to Common
Shareholders    $   (2,480)       1,000,000   $    --      $      --        1,000,000   $ --
                ----------    -------------   ---------    -----------  -------------   -----

     The effect of outstanding stock equivalents would be anti-dilutive for June 30, 2000 and 1999 and are thus not considered.

Reclassification

     Certain reclassifications have been made in the 1999 financial statements to conform with the June 30, 2000 presentation.

NOTE 2 - INCOME TAXES

     As of June 30, 2000, the Company has a net operating loss carryforward for income tax reporting purposes of approximately $2,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater change in ownership, the carry- forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of June 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

                            ARCADIA INVESTMENTS, INC.
                            -------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
        FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
        -----------------------------------------------------------------
                                   (continued)

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

Results of Operations

           The Company had no sales or sales revenues for three three and nine months ended June 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

     The Company had no costs of sales revenues for the three and nine months ended June 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years. The Company had $1,550 and $2,480 in general and administrative expenses for the three and nine months ended June 30, 2000 and $0 for the same periods in 1999.

     The Company recorded net loss of $1,550 and $2,480 for the three and nine months ended June 30, 2000 compared to $0 loss for the same periods in 1999.

Capital Resources and Liquidity

     At June 30, 2000, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at September 30, 1999. The Company had a net working capital deficit of $250 and $0 at June 30, 2000 and September 30, 1999.

Net stockholders' deficit in the Company was $250 and $0 as of June 30, 2000 and September 30.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

           Change in Control of Registrant

     In June 2000, Donald L. Hodges sold 800,000 of his 800,000 shares of the Company's Common Stock. The total 800,000 shares sold represented 80% of the issued and outstanding shares of the Company's Common Stock to 3 R, Inc.

     The current officers and directors of the Company have resigned and 3 R, Inc. has elected new directors who will appoint new officers of the Company.

ITEM 6.  EXHIBITS

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this ___day of September, 2000.

Arcadia Investments, Inc.

/s/   Jeong S. Park
      Jeong S. Park                                        October 4, 2000
      President and Director

                                  EXHIBIT INDEX


Exhibit No.          Page No.                  Description

27                   12                        Financial Data Schedule "CE"