Form 10KSB
period 2000-09-30
ARCADIA INVESTMENTS INC
filed 2001-03-30
CIK 1101094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[x] Annual report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from ____________________ to
     ____________________


         Commission File Number 000-28535

                            ARCADIA INVESTMENTS, INC.
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)



       Wyoming                                          86-0969997
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


              110 East 55th Street, Ninth Floor, New York, NY 10022
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (212) 906-8022
                         ------------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class              Name of each exchange on which registered
---------------------

None                             None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $.001 Par Value
                     ---------------------------------------
                                (Title of class)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes X               No
                           -----              ----
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for the year ended September 30, 2000 were $0.00.

     As of September 30, 2000 there were 1,000,000 outstanding shares of Common Stock $.001 par value. The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 30, 2000, was $200.00.

                                     PART I

     The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management's Discussion and Analysis and Plan of Operation, contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

Item 1.           DESCRIPTION OF BUSINESS.


The Company has not engaged in any operations other than organizational matters. Arcadia Investments, Inc., a Wyoming corporation ("the "Company") was incorporated on August 2, 1996, and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets.

The primary activity of the Company will involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

Item 2.           DESCRIPTION OF PROPERTY.

As of September 30, 2000, the Company did not own or lease any office space.

Item 3.           LEGAL PROCEEDINGS.

As of September 30, 2000, there are no known legal proceedings against the Company or any of its officers or directors.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders during the fourth fiscal quarter of 2000.

                                     PART II


Item 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is not currently traded.

As of November 1, 2000, there were 24 stockholders of record. The number of shares outstanding was 1,000,000.

There are no outstanding options or warrants of any kind for the Company's stock.

Of the 1,000,000 issued and outstanding shares of Common Stock, 800,000 shares are restricted shares and 200,000 shares can be sold pursuant to Rule 144 under the Securities Act.

No dividends have been declared on the Company stock during the last two fiscal years. The Company does not foresee any dividends being declared in the near future.

No unregistered securities were issued by the Company within the past three years.

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation - General

The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.
The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

The Company intends to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. None of the officers and directors of the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placement. In any private placement, management may purchase shares on the same terms as offered in the private placement.

Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in Investments in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with a firm that only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or an established company seeking a public vehicle. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statues) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management had adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

As part of any transaction, the acquired company may require that Management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company's Common Stock at such a time. The Company's funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the anticipated sales price will potentially be less than market value, that the potential of a stock sale will be a material factor in their decision to enter a specific transaction.

The above description of potential sales of management stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement. No other payments of cash or property are expected to be received by Management in connection with any acquisition.

The Company has not formulated any policy regarding the use of consultants or outside advisors, but does anticipate that it will use the services of such persons.

The Company has, and will continue to have, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents. However, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The Company does not intend to make any loans to any prospective merger or acquisition candidates or unaffiliated third parties.

Sources of Opportunities

The Company anticipates that business opportunities for possible acquisition will be referred by various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than a couple hours per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time they expect to spend full time in investigating and closing any acquisition. In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities that may be brought to its attention through present associations with management.

In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation. There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies that may not succeed. The Company and, therefore, its shareholders will assume such risks.

The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market in the Company's Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal
Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including past and current investors, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event that the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilative effect on the percentage of shares held by the Company's then shareholders, including past and current investors.

The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired. Accordingly, following the acquisition of any such product, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision were made not to participate in a specific business opportunity the costs therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Company of the related costs incurred.

Management  believes  that the  Company  may be able to benefit  from the use of
"leverage" in the acquisition of a business opportunity. Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business. Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.

Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company's competitors.

Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer that is or holds itself out as being engaged primarily in the business of investments, reinvestments or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or  continues  to hold a minority  interest  in a number of  development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood that the Company could be classified as an "investment company."

The Company intends to structure a merger or acquisition in such a manner as to minimize Federal and state tax consequences to the Company and to any target company.

Employees

The Company's only employees at the present time is its sole officer and director, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

Results of Operations

The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

The Company had no sales or sales revenues for the years ended September 30, 2000 and 1999 because it is a shell company that has not had any business operations for the past three years.

The Company had no costs of sales revenues for the years ended September 30, 2000 and 1999 because it is a shell company that has not had any business operations for the past three years. The Company had $12,491 in general and administrative expenses for the year ended September 30, 2000 and $25 for the same period in 1999.

The Company recorded a net loss of $12,491 for the year ended September 30, 2000 compared to $25 loss for the same period in 1999.

Capital Resources and Liquidity

At September 30, 2000, the Company had total current assets of $0 and total assets of $0. The Company had a net working capital deficit of $6,836 and has an ongoing need to finance its activities. To date, the Company has funded these cash requirements by offering and selling its Common Stock, in addition to cash advances from current stockholders.


Item 7.           FINANCIAL STATEMENTS.

                            ARCADIA INVESTMENTS, INC.

                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           SEPTEMBER 30, 2000 AND 1999

                                    CONTENTS


                                                                          Page

Independent Auditor's Report..............................................F - 1

Balance Sheets
  September 30, 2000 and 1999.............................................F - 2

Statements of Operations
  For the Years Ended September 30, 2000 and 1999.........................F - 3

Statement of Stockholders' Equity for the
 Period from August 2, 1996 (Inception) to September 30, 2000.............F - 4

Statements of Cash Flows
  For the Years Ended September 30, 2000 and 1999.........................F - 5

Notes to Financial Statements.............................................F - 6

                          INDEPENDENT AUDITOR'S REPORT


Arcadia Investments, Inc.
(A Development Stage Company)


         We have audited the accompanying balance sheets of Arcadia Investments, Inc. (a development stage company) as of September 30, 2000 and 1999, and the related statements of operations and cash flows for the two years ended September 30, 2000, and the statement of stockholders' equity for the period from August 2, 1996 (inception) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arcadia Investments, Inc. (a development stage company) as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the two years ended September 30, 2000 in conformity with generally accepted accounting principles.

                                                  Respectfully submitted



                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
December 15, 2000

                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                               September 30,
                                                          ---------------------
                                                            2000         1999
                                                          --------      -------
Assets: .............................................     $   --        $  --
                                                          ========      =======

Liabilities - Accounts Payable ......................     $  6,836      $  --
                                                          --------      -------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 shares at September 30,
    2000 and 1999 ...................................        1,000        1,000
  Paid-In Capital ...................................        5,730           75
  Retained Deficit ..................................       (1,075)      (1,075)
  Deficit Accumulated During the
    Development Stage ...............................      (12,491)        --
                                                          --------      -------

     Total Stockholders' Equity .....................       (6,836)        --
                                                          --------      -------

     Total Liabilities and
       Stockholders' Equity .........................     $   --        $  --
                                                          ========      =======






              The accompanying notes are an integral part of these
                             financial statements.

                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                     Cumulative
                                                                       since
                                                                   October 20, 1999
                                               For the year ended    Inception of
                                                  September 30,      development
                                               --------------------
                                                   2000      1999      stage
                                               --------    -------    ---------
Revenues: ................................     $   --      $  --      $    --

Expenses: ................................       12,491        25        12,491
                                               --------    -------    ---------

     Net Loss ............................     $(12,491)   $  (25)    $ (12,491)
                                               ========    ======     =========
Basic & Diluted loss per share ...........     $  (0.01)   $   --
                                               ========    ======



















   The accompanying notes are an integral part of these financial statements.

                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM AUGUST 2, 1996 (INCEPTION) TO SEPTEMBER 30, 2000

                                                                              Deficit
                                                                              Accumulated
                                                                              Since
                                                                              October 20,1999
                                                                              Inception of
                                             Common Stock   Paid-In Retained  Development
                                           Shares Par Value Capital Deficit   Stage
                                         --------- -------  ------  -------   --------
Balance at August 2, 1996 (inception)
                                          $   --  $   --  $   --   $     --

Net Loss .............................        --      --      --     (1,000)      --
                                         --------- -------  ------  -------   --------
Balance at September 30, 1996 ........        --      --      --     (1,000)

Net Loss .............................        --      --      --        (25)      --
                                         --------- -------  ------  -------   --------
Balance at September 30, 1997 ........        --      --      --     (1,025)      --

November 4, 1997 Issuance of Stock for
 of Accounts Payable .................       1,000   1,000    --       --         --

Net Loss .............................        --      --      --        (25)      --
                                         --------- -------  ------  -------   --------
Balance at September 30, 1998
 As Originally Reported ..............       1,000   1,000    --     (1,050)      --

Retroactive adjustment for 1,000
 to 1 stock split October 20, 1999 ...     999,000    --      --       --         --
                                         --------- -------  ------  -------   --------
Restated balance October 1, 1998 .....   1,000,000   1,000    --     (1,050)      --

Capital contributed by shareholder ...        --      --        75     --         --
Net Loss .............................        --      --      --        (25)      --
                                         --------- -------  ------  -------   --------
Balance at September 30, 1999 ........   1,000,000   1,000      75   (1,075)      --

Capital contributed by shareholder ...        --      --     5,655     --         --
Net Loss .............................        --      --      --       --      (12,491)
                                         --------- -------  ------  -------   --------
Balance at September 30, 2000 ........   1,000,000 $ 1,000  $5,730  $(1,075)  $(12,491)
                                         ========= =======  ======  =======   ========


   The accompanying notes are an integral part of these financial statements.

                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                        Cumulative
                                                                          Since
                                                                        October 20
                                                                          1999
                                                   For the years ended  Inception of
                                                      September 30,     Development
                                                     ---------------
                                                       2000     1999     Stage
                                                     --------   ----   --------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ..........................................  $(12,491)  $(25)  $(12,491)
Increase (Decrease) in Accounts Payable ...........     6,836    (50)     6,836
                                                     --------   ----   --------
  Net Cash Used in operating activities ...........    (5,655)   (75)    (5,655)
                                                     --------   ----   --------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by
  investing activities ............................      --      --        --
                                                     --------   ----   --------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder ................     5,655     75      5,655
                                                     --------   ----   --------
Net Cash Provided by
  Financing Activities ............................     5,655     75      5,655
                                                     --------   ----   --------
Net (Decrease) Increase in
  Cash and Cash Equivalents .......................      --      --        --
Cash and Cash Equivalents
  at Beginning of Period ..........................      --      --        --
                                                     --------   ----   --------
Cash and Cash Equivalents
  at End of Period ................................  $   --     $--    $   --
                                                     ========   ====   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ........................................  $   --     $--    $   --
  Franchise and income taxes ......................  $   --     $--    $   --



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None

     The accompanying notes are an integral part of these financial statements.

                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

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

Nature of Business

         The Company has no products or services as of September 30, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:
                                                                      Per-Share
                             Income              Shares               Amount
                             (Numerator)         (Denominator)

                                     For the year ended September 30, 2000
Basic Loss per Share
Loss to common shareholders  $  (12,491)            1,000,000  $          (0.01)


                                     For the year ended September 30, 1999
Basic Loss per Share
Loss to common shareholders  $     (25)            1,000,000            $      -

     The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2000 and 1999 and are thus not considered.
Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                                     - 11 -
Newy1:758477:3:3/21/01
301893-1


                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Continued)

NOTE 2 - INCOME TAXES

     As of September 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $14,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of September 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

     On October 20, 1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 and 1998 have been restated to reflect the stock split.

NOTE 6 - SUBSEQUENT EVENTS

     On November 14, 2000, the Company declared a ten for one forward stock split of its shares of common stock, par value $.001 per share, increasing such shares from 1,000,000 shares to 10,000,000 shares (the "Stock Split"). The Stock Split will be effective on November 15, 2000.

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act.



Directors and Executive Officers.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the director and executive officer of the Company is as follows.

Jeong S. Park has been sole Director, President, Chief Financial Officer and Secretary of the Company since his appointment on June 19, 2000. Mr. Park is also the Director and President of Lakshmi Enterprises, Inc., a Development Stage Company incorporated in the State of Delaware. Lakshmi Enterprises, Inc. is a reporting company pursuant to Section 12(g) of the Exchange Act. Mr. Park is the Executive Vice President of 3R, Inc., a Korean company, and the current beneficial owner of 80% of the Company's common stock. Mr. Park holds B.A. and M.B.A. degrees from the Seoul National University in Korea.

Board Committees

The Company does not have any committees, including an audit committee at this time.

Conflicts of Interest

Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company. Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rule of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

Item 10. EXECUTIVE COMPENSATION.

No compensation is paid or anticipated to be paid by the Company. It is possible that upon an acquisition some compensation may be paid to management. On acquisition of a business opportunity, current management may resign and be replaced by persons associated with the business opportunity acquired, particularly if the Company participates in a business opportunity by effecting a reorganization, merger or consolidation. If any member of current management remains after effecting a business opportunity acquisition, that member's time commitment will likely be adjusted based on the nature and method of the acquisition and location of the business which cannot be predicted. Compensation of management will be determined by the new board of directors, and shareholders of the Company will not have the opportunity to vote on or approve such compensation.

Directors currently receive no compensation for their duties as directors.

Item 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of November 1, 2000 regarding the Common Stock held by each person known to the Company to be the beneficial owner of more than five (5%) of the Common Stock.

Name and address                  Number of Shares     Percentage of Outstanding
of beneficial owner               of Common Stock Owned    Common Stock

3R, Inc.                           800,000                  80%
4th Floor Boramae Academy Tower
395-69 Shindaebang-Dong, Tongjak-Gy
Seoul
Korea 156-010

Jeong S. Park(1)                   800,000                  80%
c/o Kestrel Solutions, Inc.
80 East Route 4, Suite 270
Paramus, NJ 07652

All directors and
officers as a group                800,000                   80%


(1) By virtue of Jeong S. Park being the Executive Vice President of 3R, Inc., he may be deemed to be a beneficial owner of the 800,000 shares of Common Stock owned by 3R, Inc. Jeong S. Park expressly declares that the filing of this report shall not be construed as an admission that he is the beneficial owner of any of the Common Stock held by 3R, Inc.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

       Exhibit Number                Description

3.1* Articles of Incorporation of Arcadia Investments, Inc. filed August 2, 1996
     (incorporated by reference to Exhibit 1 to our registration statement on Form 10SB-12G filed on December 17, 1999 (file no. 000-28535)).

3.2* Certificate Amending Articles of Incorporation of Arcadia Investments, Inc.
     filed

3.3* Bylaws of Arcadia Investments, Inc. (incorporated by reference to Exhibit 3 to our

4 Reference is made to Exhibits 3.1, 3.2 and 3.3. - * Incorporated by reference.

(b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the period covered by this Form 10-KSB.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Arcadia Investments, Inc.


                                                By:_/s/ Jeong S. Park_____

                                                Jeong S. Park
                                                President and Director
                                                Date:    March 29, 2001