Form 10QSB
period 2000-12-31
ARCADIA INVESTMENTS INC
filed 2001-03-30
CIK 1101094

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000

[    ]  Transition  report  pursuant  to section  13 or 15(d) of the  Securities
     Exchange  Act  for  the  transition  period  from  ____________________  to
     ____________________

         Commission File Number 000-28535


                            ARCADIA INVESTMENTS, INC.
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Wyoming                                         86-096997
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                     110 E. 55th Street, New York, NY 10022
                    (Address of principal executive offices)

                                 (212) 906-8155
                           (Issuer's telephone number)

                   5505 N. Indian Trail, Tuscon, Arizona 85750
                                (Former address)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes        X              No
                                          ---------

     The number of outstanding shares of the issuer's common stock as of December 31, 2000 was 10,200,000 shares $ .001 par value common stock.

     Transitional Small Business Disclosure Format (check one) Yes No X

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS..................................................3

         Balance Sheets as of December 31, 2000................................5

         Statements of Operations
           for the Three Month Periods Ended
           December 31, 2000 and 1999..........................................6

         Statements of Cash Flows
           for the Three Month Periods Ended
           December 31, 2000 and 1999..........................................7

         Notes to Financial Statements.........................................8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................10


                           PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.....................................................12

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................12

ITEM 5  OTHER INFORMATION.....................................................12


INDEX TO EXHIBITS.............................................................14



                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]
                                       2

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to Arcadia Investments, Inc., a Wyoming corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as the quarter ended December 31, 2000 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year.



                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                         INDEPENDENT ACCOUNTANT'S REPORT


Arcadia Investments, Inc.
(a development stage company)

     We have reviewed the accompanying balance sheet of Arcadia Investments, Inc. (a development stage company) as of December 31, 2000 and September 30, 2000, and the related statements of operations and cash flows for the three month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                           Respectfully submitted



                                           /s/ Robison, Hill & Co.
                                           Certified Public Accountants

Salt Lake City, Utah
February 6, 2001

                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                      December 31, September 30,
                                                              2000         2000

Assets: ..............................................    $   --       $   --
                                                          ========     ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable & Accrued Expenses ..................    $  3,515     $  6,836
                                                          --------     --------


Stockholders' Equity:

  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 10,200,000 Shares at December 31, 2000
    and 10,000,000 Shares at September 30, 2000 ......      10,200       10,000
  Paid-In Capital ....................................      16,803        5,730
  Retained Deficit ...................................     (10,075)     (10,075)
  Deficit Accumulated During the
    Development Stage ................................     (20,443)     (12,491)
                                                          --------     --------
     Total Stockholders' Equity ......................      (3,515)      (6,836)
                                                          --------     --------

     Total Liabilities and
       Stockholders' Equity ..........................    $   --       $   --
                                                          ========     ========












                 See accompanying notes and accountants' report.

                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                       Cumulative
                                                                       since October
                                                 For the Three Months  20, 1999
                                                     Ended             Inception of
                                                   December 31,        Development
                                                  2000       1999         Stage
                                               -------      -----      --------
Revenues .................................     $  --        $--        $   --

Expenses
  General and Administrative .............       7,952        930        20,443

       Net Loss ..........................     $(7,952)     $(930)     $(20,443)
                                               =======      =====      ========

Basic & Diluted loss per share                 $  --        $--
                                               =======      =====






















                 See accompanying notes and accountants' report.

                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                       Cumulative
                                                                       since October
                                                                       20, 1999
                                          For the three months ended   Inception of
                                                       December 31,    Development
                                                      2000     1999      Stage
CASH FLOWS FROM OPERATING                           --------   -----   --------
ACTIVITIES:
Net Loss .........................................  $ (7,952)  $(930)  $(20,443)
Adjustments to reconcile net loss to net cash
Provided by operating activities
   Common Stock Issued for Services ..............       200    --          200
Increase (Decrease) in:
  Accounts Payable & Accrued Expenses ............    (3,321)   --        3,515
                                                    --------   -----    -------
  Net Cash Used in operating activities ..........   (11,073)   (930)   (16,728)
                                                    --------   -----    -------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by
  investing activities ...........................      --      --         --
                                                    --------   -----    -------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder ...............    11,073     930     16,728
                                                    --------   -----    -------
Net Cash Provided by
  Financing Activities ...........................    11,073     930     16,728
                                                    --------   -----    -------
Net (Decrease) Increase in
  Cash and Cash Equivalents ......................      --      --         --
Cash and Cash Equivalents
  at Beginning of Period .........................      --      --         --
                                                    --------   -----   --------
Cash and Cash Equivalents
  at End of Period ...............................  $   --     $--     $   --
                                                    ========   =====   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest .......................................  $   --     $--     $   --
  Franchise and income taxes .....................  $   --     $--     $   --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None



          See accompanying notes and accountants' report.
                                       7

                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Arcadia Investments, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

     The unaudited financial statements as of December 31, 2000 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Wyoming on August 2, 1996. The Company ceased all operating activities during the period from August 2, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of December 31, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

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

                                        Three Months Ended                   Three Months Ended
                                         December 31, 2000                    December 31, 1999
                                           Number                                Number
                                           of             Loss                   of           Loss
                               Loss        Shares         Per       Loss         Shares       Per
                             (numerator)  (denominator)   Share    (numerator)  (denominator) Share
Loss to Common
 Shareholders ...............$    (7,952)  10,200,000  $     --    $     (930)  10,000,000  $ --
                             ===========   ==========  ==========  ==========   ==========  ======


     The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2000 and 1999 and are thus not considered.

NOTE 2 - INCOME TAXES

     As of December 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $21,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of December 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

     On October 20, 1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 have been restated to reflect the stock split.

     On November 15, 2000, the Company declared a 10 to 1 stock split of its shares of common stock, par value $.001 per share. As a result of the split, 9,000,000 shares were issued and Retained Deficit was increased by $9,000. All references in the accompanying financial statements to number of common shares and per-share amounts for 2000 and 1999 have been restated to reflect the stock split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to implement its business plans and objectives, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements including herein, the inclusion of such information should not be regarded as are presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Results of Operations

     The Company had no sales or sales revenues for the three months ended December 31, 2000 because it is a shell company that has not had any business operations for the past three years.

     The Company had no costs of sales revenues for the three months ended December 31, 2000 because it is a shell company that has not had any business operations for the past three years. The Company had $7,952 in general and administrative expenses for the three months ended December 31, 2000 and $930 for the same periods in 1999.

     The Company recorded a net loss of $7,952 for the three months ended December 31, 2000 compared to $930 loss for the same periods in 1999.

Capital Resources and Liquidity

     At December 31, 2000, the Company had total current assets of $0 and total assets of $0. The Company had a net working capital deficit of $3,515 at December 31, 2000.

Net stockholders' deficit in the Company was $3,515 as of December 31, 2000.




                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Recent Sales of Unregistered Securities:

     On November 20, 2000, the Company issued to Corporate Communications Network, Inc. 200,000 shares of its common stock pursuant to Section 4(2) of the Act for services rendered.

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


     3.2* Certificate Amending Articles of Incorporation of Arcadia Investments,
          Inc. filed


     3.3* Bylaws of Arcadia  Investments,  Inc.  (incorporated  by  reference to
          Exhibit 3 to our


     4    Reference is made to Exhibits 3.1, 3.2 and 3.3.

----------------------------------------------
*  Incorporated by reference.

     (b) Reports on Form 8-K. A 10 to 1 stock split of Company's shares of common stock, par value $.001 per share was reported on a Form 8-K which was filed on November 15, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30 day of March, 2001

Arcadia Investments, Inc.


/s/   Jeong S. Park
      Jeong S. Park                                           March 30, 2001
      President and Director