Form 10QSB
period 2001-03-31
ARCADIA INVESTMENTS INC
filed 2001-06-06
CIK 1101094

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

[    ]  Transition  report  pursuant  to section  13 or 15(d) of the  Securities
     Exchange  Act  for  the  transition  period  from  ________  to __________

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

                                    Yes        X              No
                                          ---------

     The number of outstanding shares of the issuer's common stock as of March 31, 2001 was 10,200,000 shares $ .001 par value common stock.

     Transitional Small Business Disclosure Format (check one) Yes      No X
                                                                   -----  ---

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS..................................................3

         Balance Sheets as of March 31, 2001...................................5

         Statements of Operations
           for the Three and Six Month Periods Ended
           March 31, 2001 and 2000.............................................6

         Statements of Cash Flows
           for the Six Month Period Ended
           March 31, 2001 and 2000.............................................7

         Notes to Financial Statements.........................................8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................12


                           PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.....................................................13

ITEM 5  OTHER INFORMATION.....................................................13

ITEM 6  EXHIBITS..............................................................13






                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to Arcadia Investments, Inc., a Wyoming corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year.



                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                         INDEPENDENT ACCOUNTANT'S REPORT


Arcadia Investments, Inc.
(a development stage company)

     We have reviewed the accompanying balance sheet of Arcadia Investments, Inc. (a development stage company) as of March 31, 2001 and September 30, 2000, and the related statements of operations for the three and six month periods then ended, and cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.

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

                                            Respectfully submitted



                                            /s/ Robison, Hill & Co.
                                            Certified Public Accountants

Salt Lake City, Utah
May 16, 2001

                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                         March 31, September 30,
                                                          2001         2000

Assets: ..............................................    $   --       $   --

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable & Accrued Expenses ..................    $  1,783     $  6,836

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 10,200,000 Shares at March 31, 2001
    and 10,000,000 Shares at September 30, 2000 ......      10,200       10,000
  Paid-In Capital ....................................      30,436        5,730
  Retained Deficit ...................................     (10,075)     (10,075)
  Deficit Accumulated During the
    Development Stage ................................     (32,344)     (12,491)
     Total Stockholders' Equity ......................      (1,783)      (6,836)
     Total Liabilities and
       Stockholders' Equity ..........................    $   --       $   --










                 See accompanying notes and accountants' report.

                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                       Cumulative
                                                                       since October
                              For the Three Months For the Six Months  20, 1999
                                     Ended               Ended         Inception of
                                     March 31,           March 31,     Development
                                   2001     2000      2001    2000      Stage

Revenues ......................  $   --     $ --    $   --     $--     $   --

Expenses
  General and Administrative ..    11,901     --      19,853     930     32,344

       Net Loss ...............  $(11,901)  $ --    $(19,853)  $(930)  $(32,344)

Basic & Diluted loss per share   $   --     $ --    $   --     $   --
























                 See accompanying notes and accountants' report.
                                       6

                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                        Cumulative
                                                                        since October
                                                                        20, 1999
                                               For the six months ended Inception of
                                                          March 31,     Development
                                                       2001    2000      Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss .........................................  $(19,853)  $(930)  $(32,344)
Adjustments to reconcile net loss to net cash
Provided by operating activities
  Common Stock Issued for Services ...............       200    --          200
Increase (Decrease) in:
  Accounts Payable & Accrued Expenses ............    (5,053)   --        1,783
  Net Cash Used in operating activities ..........   (24,706)   (930)   (30,361)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities ........      --      --         --

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder ...............    24,706     930     30,361
Net Cash Provided by financing activities ........    24,706     930     30,361
Net (Decrease) Increase in
  Cash and Cash Equivalents ......................      --      --         --
Cash and Cash Equivalents
  at Beginning of Period .........................      --      --         --
Cash and Cash Equivalents
  at End of Period ...............................  $   --     $--     $   --
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest .......................................  $   --     $--     $   --
  Franchise and income taxes .....................  $   --     $--     $     75

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None

                 See accompanying notes and accountants' report.

                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2001 AND 2000


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

Interim Reporting

     The unaudited financial statements as of March 31, 2001 and for the three and six month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Wyoming on August 2, 1996. The Company ceased all operating activities during the period from August 2, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of March 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

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

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                          Three Months Ended                     Three Months Ended
                            March 31, 2001                        March 31, 2000
                               Number        Loss                    Number       Loss
                               of            Per                     of           Per
                  Loss         Shares        Share       Loss        Shares       Share
                 (numerator)  (denominator)             (numerator) (denominator)
Loss to Common
 Shareholders    $  (11,901)     10,200,000  $    --    $     --      10,000,000   $    --
                 ==========   =============  =========  ==========  =============  =========

                            Six Months Ended                   Six Months Ended
                            March 31, 2001                      March 31, 2000
                                Number        Loss                     Number       Loss
                                of            Per                      of           Per
                  Loss          Shares        Share       Loss         Shares       Share
                 (numerator)   (denominator)             (numerator)  (denominator)
Loss to Common
 Shareholders    $ (19,853)       10,200,000  $     --   $     (930)    10,000,000   $   --
                 ===========   =============  ========== ==========   ============   ========


     The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2001 and 2000 and are thus not considered.

                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

     As of March 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $40,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of March 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

     On October 20, 1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 and have been restated to reflect the stock split.

                            ARCADIA INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 5 - STOCK SPLIT (continued):

     On November 15, 2000, the Company declared a 10 to 1 stock split of its shares of common stock, par value $.001 per share. As a result of the split, 9,000,000 shares were issued and Retained Deficit was increased by $9,000. All references in the accompanying financial statements to number of common shares and per-share amounts for 2000 have been restated to reflect the stock split.

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

Results of Operations

     The Company had no sales or sales revenues for the three months ended March 31, 2001 because it is a shell company that has not had any business operations for the past three years.

     The Company had no costs of sales revenues for the three months ended March 31, 2001 because it is a shell company that has not had any business operations for the past three years. The Company had $11,901 in general and administrative expenses for the three months ended March 31, 2001 and $0 for the same period in 2000.

     The Company recorded a net loss of $11,901 for the three months ended March 31, 2001 compared to $0 loss for the same period in 2000.



Capital Resources and Liquidity

     At March 31, 2001, the Company had total current assets of $0 and total assets of $0. The Company had a net working capital deficit of $1,783 at March 31, 2001.

Net stockholders' deficit in the Company was $1,783 as of March 31, 2001.



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

3.2* Certificate Amending Articles of Incorporation of Arcadia Investments, Inc.
     filed

3.3* Bylaws of Arcadia Investments, Inc. (incorporated by reference to Exhibit 3 to our

4    Reference is made to Exhibits 3.1, 3.2 and 3.3.

                                       13
*  Incorporated by reference.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of June, 2001

Arcadia Investments, Inc.


/s/   Jeong S. Park
      Jeong S. Park                                        June 4, 2001
      President and Director